Form 10-Q
period 2008-09-30
Home Federal Holdings CORP
filed 2008-12-29
CIK 1433540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 000-53494
HOME FEDERAL HOLDINGS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	26-1822378 (I.R.S. Employer Identification No.)

3626 Mundy Mill Road Gainesville, Georgia 30504 (Address of Principal Executive Offices)	30504 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (770) 532-4372
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10 shares of common stock, par value $.01 per share, outstanding as of December 24, 2008.

HOME FEDERAL HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FORM 10-Q

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2008 (Unaudited)	1

	Statements of Operations for the three months ended September 30, 2008, the periods from February 1, 2008 to September 30, 2008, and February 1, 2007, Date of Inception, to September 30, 2008 (Unaudited)	2

	Statements of Cash Flows for the periods February 1, 2008 to September 30, 2008, and February 1, 2007, Date of Inception, to September 30, 2008 (Unaudited)	3

	Notes to Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

EXHIBIT INDEX		15

CERTIFICATIONS

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Home Federal Holdings Corporation
(A Development Stage Company)
Balance Sheet
(Unaudited)

September 30,
2008
(unaudited)
ASSETS
Cash	$72,605
Fixed assets, less accumulated depreciation of $11,951	27,006
Escrow deposit on real estate	190,300
Deferred issuance costs	257,205
Other Assets	6,250

Total assets	$553,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued liabilities	$263,973
Line of Credit	1,500,000

Total liabilities	$1,763,973

Stockholders’ Deficit
Special stock, no par, 1,000,000 shares authorized, no shares issued	—
Common Stock, par value $.01 per share, 10,000,000 authorized, 10 shares issued and	—
Paid-in capital	100
Stock subscription receivable	(100)
Deficit accumulated during development stage	(1,210,607)

Total stockholders’ deficit	(1,210,607)

Total liabilities and stockholders’ deficit	$533,366

See accompanying notes to financial statements.

Home Federal Holdings Corporation
(A Development Stage Company)
Statements of Operations
For the three months ended September 30, 2008 and the periods,
February 1, 2008 to September 30, 2008
And February 1, 2007, Date of Inception, to September 30, 2008
(Unaudited)

			February 1, 2007,
	July 1, 2008	February 1, 2008	Date of Inception,
	to	to	to
	September 30,	September 30,	September 30,
	2008	2008	2008
Income	$—	$—	$—

Expenses
Consulting expenses	$39,450	$151,900	$561,722
Salaries and benefits	146,163	272,093	295,043
Rent	18,750	50,750	84,000
Interest expense	12,862	28,411	46,848
Professional fees	11,008	57,399	95,474
Telephone and utilities expense	6,263	7,891	26,906
Training expense	—	940	12,458
Other operating costs	1,431	46,111	88,156

Total expenses	235,927	615,495	1,210,607

Net loss and deficit accumulated during the development stage	$235,927	$(615,495)	$(1,210,607)

See accompanying notes to financial statements.

Home Federal Holdings Corporation
(A Development Stage Company)
Statements of Cash Flows
For the Periods February 1, 2008 to September 30, 2008
And February 1, 2007, Date of Inception, to September 30, 2008
(Unaudited)

		February 1, 2007,
	February 1, 2008	Date of Inception,
	to	to
	September 30,	September 30,
	2008	2008
Operating activities
Reconciliation of net loss to net cash used in operating activities:
Net Loss	$(615,495)	$(1,210,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,004	11,951
Decrease in prepaid rent	7,000	—
Increase in deposits	(190,300)	(196,550)
Increase in deferred issuance costs	(190,979)	(257,205)
Increase in accrued liabilities	133,650	263,973

Net cash used in operating activities	(848,120)	(1,388,438)

Investing Activities
Purchase of fixed assets	(8,672)	(38,957)

Net cash used in investing activities	(8,672)	(38,957)

Financing Activities
Proceeds from borrowings	923,925	1,500,000

Net cash provided by financing activities	923,925	1,500,000

Net increase in cash	67,133	72,605

Cash at beginning of period	5,472	—

Cash at end of period	$(72,605)	$72,605

Supplemental disclosure of cash flow information
Cash paid for interest	$26,724	$42,738

See accompanying notes to financial statements.

HOME FEDERAL HOLDINGS CORPORATION
(A Development State Company)
Notes to the Financial Statements
September 30, 2008
(Unaudited)
Note 1 — Basis of Presentation
The financial information contained herein is unaudited. Accordingly, the information does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, however, such information reflects adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Operating results for the three months ended September 30, 2008, the periods February 1, 2008 to September 30, 2008 and the period February 1, 2007, date of inception, to September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
Note 2 — Organization and Summary of Accounting Policies
Home Federal Holdings Corporation (the “Company”), was established for the purpose of organizing Home Federal Bank, NA, I.O., (the “Bank”). The Company will file an application to be a bank holding company as defined in the Bank Holding Company Act of 1956. The Bank is a proposed national bank being organized under the laws of the Office of the Comptroller of the Currency with the purpose of being principally located in Hall County, Georgia.

The Company began its common stock offering in on November 13, 2008 to raise capital for the initial capitalization of the Company. Upon capitalization of the Company, the Company will capitalize the Bank, provided the OCC and FDIC applications are timely approved and the necessary capital is raised. It is expected that banking operations will commence in the first quarter of 2009. The Company received preliminary approval from the OCC in December 2008.
The Company was established as HFHC Group, L.L.C., and commenced activities on February 1, 2007. Home Federal Holdings Corporation was incorporated on January 23, 2008 and assumed the assets and liabilities of HFHC Group, L.L.C. on that date. Management has prepared these financial statements to include financial information from the date of inception. Activities since inception of the Company have consisted of the Organizers engaging in organizational and pre-opening activities necessary to obtain regulatory approvals, preparing for the common stock offering to capitalize the Bank, acquiring facilities, and preparing to commence business as a financial institution.
Home Federal Holdings Corporation is a development stage enterprise as defined by Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all its efforts to establishing a new business. Planned principal operations have not commenced and significant revenue has not been recognized from the planned principal operations.

To capitalize the Bank, the Organizers intend to sell a minimum of 1,500,000 shares up to a maximum of 2,000,000 shares of common stock of the Company at $10 per share. The offering is expected to raise gross proceeds of between $15,000,000 and $20,000,000. The Organizers and proposed directors and founders of the Bank plan to purchase a minimum of 207,500 shares of common stock at $10.00 per share in the offering. Upon purchase of these shares, it is expected that each Organizer will be granted, at no additional cost, a warrant to purchase one share of the Company’s common stock at a purchase price of $10 per share for every share the Organizer purchases in the offering. It is expected that each Founder will be granted, at no additional cost, a warrant to purchase up to one share of the Company’s common stock at a purchase price of $10 per share for every share the Founder purchases in the offering. For each five shares an investor purchases in this offering, such investor will receive on warrant to purchase an additional share of common stock of the Company. Each warrant will vest immediately, become immediately exercisable, and have an exercise price of $12.50 per share. A maximum of 400,000 shares have been set aside for these warrants.

Note 2 — Organization and Summary of Accounting Policies (continued)
Additionally a maximum of 500,000 shares have been set aside for Organizer and Founder warrants. The anticipated vesting period for Organizer warrants is three years with an exercise price of $10. It is anticipated that Founder warrants will vest immediately with an exercise price of $10.
Basis of Presentation
The financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America.

Estimates

The financial statements include estimates and assumptions that affect the financial position and results of operations of the Company and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Fixed Assets

Fixed assets consist of furniture and equipment and are stated at cost. Depreciation is computed over their estimated useful lives of 3 to 10 years.

Fiscal Year

The Bank will adopt a calendar year for both financial reporting and tax reporting purposes.

Stock Compensation Plan
Upon completion of the stock offering, the Company is expected to adopt a share-based compensation plan. The Company will account for this plan in accordance with SFAS No. 123 (revised 2004), “Share-Based Payments”, SFAS 123(R). The Statement requires all share-based payments to employees, including grants of employee stock options and director warrants, to be recognized as compensation expense over the vesting period for the awards in the financial statements based on their fair values.

Organization Costs

Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Company and Bank. In accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Organization costs are expensed when incurred and are included in the Statement of Operations as professional fees.

Impact of Recently Issued Accounting Standards
In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As part of the Company’s adoption of FAS 159 as of January 1, 2008, it does not plan to choose the option to measure eligible financial instruments at fair value and therefore the adoption of FAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 2 — Organization and Summary of Accounting Policies (continued)
In December 2007, the FASB issued FASB Statement No. 160 (FAS 160), Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FAS 160 during the first quarter of 2009 is not expected to have a material impact on its financial condition or results of operations.
In December 2007, the FASB issued FASB Statement No. 141(revised 2007) (FAS 141R), Business Combinations. FAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under FAS 141R, changes in an entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. FAS 141R is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FAS 1141R during the first quarter of 2009 is not expected to have a material impact on its financial condition or results of operations.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133 intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes the adoption of SFAS 161 will not have a material impact on its financial statements.
Note 3 — Debt
On February 6, 2007, HFHC Group, L.L.C. established a $400,000 line of credit with a financial institution to fund organizational expenses , pre-opening expenses and the expenses of the Company’s common stock offering. On June 25, 2007, HFHC Group, L.L.C. increased the maximum borrowing under this line of credit to $750,000 to provide additional funding during the development stage. On January 29, 2008 HFHC Group, L.L.C. increased the maximum borrowing under this line of credit to $1,750,000. On January 23, 2008, Home Federal Holdings Corporation had assumed the liabilities of HFHC Group, L.L.C. and responsibility for this line of credit. The line is uncollateralized and is guaranteed by the Organizers. Interest is payable monthly, with all principal due at maturity. When the line matured on June 8, 2008, the line of credit was reduced to $1,500,000 with a maturity date of December 31, 2008. The balance at September 30, 2008 was $1,500,000. The note bears interest at prime minus 1% with a floor rate of 4%. At September 30, 2008 the rate was 4%.
Interest expense incurred related to the above line of credit was $46,848 through September 30, 2008.

On October 9, 2008, Home Federal Holdings Corporation established a second line of credit in the amount of $750,000 with Peoples State Bank of Commerce in Nolensville, Tennessee, in order to complete its organizational efforts. This line of credit bears interest at prime + 3/4% with a maturity date of July 10, 2009.
Note 4 — Liquidity and Going Concern Considerations
Home Federal Holdings Corporation incurred a net loss of $1,210,607 for the period from February 1, 2007, date of inception, to September 30, 2008. At September 30, 2008 liabilities exceeded assets by $1,210,607.

Note 4 — Liquidity and Going Concern Considerations (continued)
Management believes that the current level of expenditures is within the financial and borrowing capabilities of the Company and adequate to meet existing obligations and fund current operations, but obtaining final regulatory approvals and commencing banking operations is dependent on successfully completing the stock offering.

To provide permanent funding for the capitalization of the Bank, the Company is facilitating a stock offering for a minimum of 1,500,000 shares up to a maximum of 2,000,000 shares of common stock of the Company at $10 per share. Costs related to the offering of the Company’s common stock will be paid from the gross proceeds of the offering. The Company must receive the minimum amount of $15,000,000 in the offering in order to capitalize the Bank. Should the Company be unable to raise this amount, the ability of Home Federal Holdings Corporation to continue as a going concern would be doubtful.
Note 5 — Commitments
The Organizers of the Bank had entered into an employment agreement with its proposed Chief Executive Officer. The agreement provided for a base salary of $150,000 annually and the granting of 15,000 stock options and other perquisites commensurate with his employment. This contract has been superseded by a new agreement to allow for changes in the organizational structure due to the Company adding the position of president. The proposed Chief Executive Officer’s agreement was modified due to change in title of Chief Executive Officer to President. The new agreement, executed June 2008, provides for a base salary of $140,000 and the granting of 15,000 stock options and other perquisites commensurate with his employment.
The Company has entered into an employment agreement with its proposed Chief Executive Officer. The agreement provides for a base salary of $140,000 annually and the granting of 7,500 stock options and other perquisites commensurate with his employment.

The Company also contemplates that the Bank will enter into an employment agreement with the Chief Financial Officer upon opening the Bank.

The Company has entered into an agreement for consulting services for assistance in the organization of the Bank. The Company has committed to pay a total of $99,300 plus expenses for these services. Additionally, upon the Bank receiving its final charter approval, the Company shall grant to the consulting firm stock options to purchase 6,000 shares of the common stock of the Company which vest upon the Bank receiving its final approval and which expire ten years from date of the award.

The Company has terminated its agreement with an entity to provide assistance in the proposed capital raise for the Company.
Note 6 — Lease
The Company entered into a lease for the main office location with total annual rent of $75,000. The lease term is August 1, 2007 through January 1, 2010 renewable on an annual basis. The Company notified the landlord of their intention of not renewing the lease beyond the initial one year lease period. The Company was occupying the temporary office location on a month-to-month basis at $6,250 per month. As of September 30, 2008, the Company has expensed $81,250 related to this lease.
Note 7 — Income Taxes
The Company is a corporation. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 7 — Income Taxes (continued)
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities projected future taxable income and tax planning strategies.

The future tax consequences of the differences between the financial reporting and tax basis of the Company’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as realization of these deferred tax assets is dependent on future taxable income.

The following summarizes the sources and expected tax consequences of future taxable deductions which comprise the net deferred taxes at September 30, 2008.

Deferred tax asset relating to organization expenses and net operating loss carryforward	$457,000
Less valuation allowance	(457,000)

Net deferred taxes	$—

Note 8 — Subsequent Events
On November 6, 2008, the Company purchased an existing banking facility located at 3626 Mundy Mill Road in Oakwood, Georgia. The facility was formerly a SunTrust banking facility that SunTrust closed on August 8, 2008 as a result of a merger with Gainesville Bank and Trust in Gainesville, Georgia. The purchase price was $1,903,000. To facilitate the purchase of the property, a real estate mortgage was obtained from Peoples State Bank of Commerce, Nolensville, Tennessee. The amount of the real estate mortgage is $1,522,400. The loan has an interest rate of prime +3/4% and matures on July 10, 2009.

Item 2.	Management’s Discussion and Analysis or Plan of Operations
     The following is a discussion of our financial condition as of September 30, 2008, and the results of operations for the period February 1, 2007 (date of inception) through September 30, 2008. These comments should be read in conjunction with our financial statements and accompanying footnotes appearing in this report. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:
•	our lack of operating history;

•	potential delays in the opening date of the bank;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the level of allowance for loan loss and the lack of seasoning of our loan portfolio, once we open;

•	the rate of delinquencies and amounts of charge-offs, once we open;

•	the rates of loan growth, once we open;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.
     Our principal activities to date have related to our organization, preparing our business plan, filing an application with the Office of the Comptroller of the Currency (“OCC”) to charter a national bank, filing an application with the FDIC for deposit insurance and preparing a filing with the Securities and Exchange Commission so we can conduct our initial public offering. We received preliminary approval from the OCC in December 2008.

     As of September 30, 2008, we had not yet commenced our initial public offering. Subsequent to September 30, 2008, our filing with the Securities and Exchange Commission was declared effective on November 13, 2008 and we commenced our initial public offering. Our initial public offering of stock is scheduled to close on March 31, 2009, but can be extended for one or more periods up to December 31, 2009. The minimum offering size is $15,000,000, or 1,500,000 shares, and the maximum offering size is $20,000,000, or 2,000,000 shares, at $10.00 per share.
     We expect to complete our organizational activities and begin banking operations in the first quarter of 2009. Our current plans consist of operating the Bank from a 6,000 square foot facility in Oakwood, Georgia, which we purchased from SunTrust Bank on November 6, 2008.
Financial Results and Plan of Operation
     At September 30, 2008 we had total assets of $553,366, consisting of cash of $72,605, an escrow deposit of $190,300, a security deposit of $6,250, deferred stock issuance costs of $257,205 and fixed assets (net) of $27,006.
     Our liabilities at September 30, 2008 were $1,763,973, consisting of $1,500,000 owed on our lines of credit and accrued liabilities of $263,973. We had a stockholder’s deficit of $1,210,607 at September 30, 2008.
     We had a net loss of $1,210,607 for the period February 1, 2007 (date of inception) to September 30, 2008. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included the preparation and filing of applications with the Office of the Comptroller of the Currency to charter the Bank, the FDIC to obtain insurance of the deposits of the bank, preparing and filing a registration statement with the Securities and Exchange Commission, responding to questions and providing additional information to those agencies in connection with the application process, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through a line of credit guaranteed by our organizers.
     We intend to devote the remainder of this fiscal year to conducting the offering, completing the organization of the Bank, and organizing and developing our business activities. These organizational activities will include, with respect to the Bank, completing all required steps for approval from the Office of the Comptroller of the Currency and the FDIC for the Bank to open for business, hiring qualified personnel to work in the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and taking other actions necessary for a successful bank opening. With respect to the Company, these activities will include applying with the Federal Reserve for approval to become a holding company by acquiring all of the capital stock to be issued by the Bank.
     Through the Bank we will offer a full range of traditional banking services to individuals and small business customers in our primary service area. These services will include consumer and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the Bank’s primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank intends to offer on-line banking, banking by mail, and to provide travelers checks and cashiers checks. We do not anticipate offering trust and fiduciary services during our initial years of operation.
     Initially, we anticipate deriving income principally from interest charged on loans, from interest earned on investments, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.
     Following the offering, we believe we can satisfy future cash requirements for at least the first several years of operation and will not have to raise additional capital during the first twelve months of operation. Currently, we have 5 employees and expect this number to increase to approximately 12 employees by the opening of the Bank.

Liquidity and Interest Rate Sensitivity
     Organizational Period. During our organizational period, our cash requirements consisted principally of funding our pre-opening expenses, as well as the payment of an escrow deposit for the purchase of our planned banking facility in Oakwood, Georgia. Since February 1, 2007, our pre-opening expenses have been funded through draws from a line of credit. On February 6, 2007, HFHC Group, L.L.C. established a $400,000 line of credit with Nexity Bank in Birmingham, Alabama to fund organizational expenses , pre-opening expenses and the expenses of the Company’s common stock offering. On June 25, 2007, HFHC Group, L.L.C. increased the maximum borrowing under this line of credit to $750,000 to provide additional funding during the development stage. On January 29, 2008 HFHC Group, L.L.C. increased the maximum borrowing under this line of credit to $1,750,000. On January 23, 2008, Home Federal Holdings Corporation had assumed the liabilities of HFHC Group, L.L.C. and responsibility for this line of credit. The line is uncollateralized and is guaranteed by the Organizers. Interest is payable monthly, with all principal due at maturity. When the line matured on June 8, 2008, the line of credit was reduced to $1,500,000 with a maturity date of December 31, 2008. The balance at September 30, 2008 was $1,500,000. The note bears interest at prime minus 1% with a floor rate of 4%. At September 30, 2008, the rate was 4%. On October 9, 2008, Home Federal Holdings Corporation established a second unsecured line of credit in the amount of $750,000 with Peoples State Bank of Commerce in Nolensville, Tennessee, in order to complete its organizational efforts. This line of credit bears interest at prime + 3/4% with a maturity date of July 10, 2009.
     On November 6, 2008, the Company purchased an existing banking facility located at 3626 Mundy Mill Road in Oakwood, Georgia. The facility was formerly a SunTrust banking facility that SunTrust closed on August 8, 2008 as a result of a merger with Gainesville Bank and Trust in Gainesville, Georgia. The purchase price was $1,903,000. To facilitate the purchase of the property, a real estate mortgage was obtained from Peoples State Bank of Commerce, Nolensville, Tennessee. The amount of the real estate mortgage is $1,522,400. The loan has an interest rate of prime +3/4% and matures on July 10, 2009.
     We believe that our organizational expenses will continue to be funded through these lines of credit through our Bank’s opening date. We plan to repay the lines of credit and the loan for the purchase of our banking facility, after the close of our initial public offering, by using a portion of the proceeds. After all of the conditions to the offering have been satisfied, Nexity Bank will have released funds from the subscription escrow account to us so that we can capitalize the Bank and commence operations.
     We expect to complete our organizational activities and begin banking operations in the first quarter of 2008. Any delay in beginning our banking operations will increase our pre-opening expenses and postpone our realization of potential revenues. Such a delay may occur as a result of, among other things, delays in receiving requisite regulatory approvals or our inability to achieve the minimum offering of $15,000,000. In the event we experience an extended delay in beginning our banking operations, we may be required to seek additional borrowings, whether through an increase in the amount available under one of our existing lines of credit, or through an additional organizing line of credit with another lender. There can be no assurance that we will be able to obtain such financing on satisfactory terms.
     Commencement of Banking Operations. Since we have been in the development stage, there are no operating results to present at this time. Nevertheless, once we begin banking operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure our balance sheet so we will have regular opportunities to “reprice” or change the interest rates on our interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.
     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risks.

     We will evaluate regularly our balance sheet’s asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage our balance sheet’s liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary. As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Asset/Liability Committee will meet on a regular basis to develop appropriate strategies consistent with our growth.
     For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that a portion of the net proceeds of the public offering will be available for working capital purposes and will provide funds for these purposes. In addition, we can obtain these funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks and to apply for membership in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta.
     Other than our public offering and as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.
Capital Adequacy
     There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.
     The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.
     The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into average quarterly total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors. For the first three years of operation, the bank will be required to maintain an 8% tier 1 leverage ratio.
     We believe that the net proceeds of our public offering will satisfy our capital requirements for at least the next 12 months following the opening of the Bank.

Item 3.	Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On January 23, 2008, we sold 10 shares of common stock for $10 per share to our then president and chief executive officer, Clyde A. McArthur. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 as part of our organization. We will redeem these shares after the closing of the offering.

Item 3.	Default Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit	Description

10.1	Term Loan Agreement, dated November 6, 2008, between Peoples State Bank of Commerce and Home Federal Holdings Corporation.

10.2	$1,522,400 Term Note, dated November 6, 2008, in favor of Peoples State Bank of Commerce.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL HOLDINGS CORPORATION
Date: December 29, 2008	By:	/s/ Robert B. Wise
Robert B. Wise
Chief Executive Officer

Date: December 29, 2008	By:	/s/ Clyde A. McArthur
Clyde A. McArthur
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

10.1	Term Loan Agreement, dated November 6, 2008, between Peoples State Bank of Commerce and Home Federal Holdings Corporation.

10.2	$1,522,400 Term Note, dated November 6, 2008, in favor of Peoples State Bank of Commerce.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002