Form 10-K
period 2008-12-31
Home Federal Holdings CORP
filed 2009-04-16
CIK 1433540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 000-53494
Home Federal Holdings Corporation
(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	26-1822378 (I.R.S. Employer Identification No.)

3626 Mundy Mill Road Gainesville, Georgia	30504
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (770) 532-4372

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share

Name of each exchange on which registered: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 31, 2009, the issuer had outstanding 10 shares of Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2008 was approximately $0 based on the closing price for the Common Stock of $0 on that date.
DOCUMENTS INCORPORATED BY REFERENCE
None.

HOME FEDERAL HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K

(i)

PART I
Item 1. Business
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

General
Home Federal Holdings Corporation (the “Company”) is a Georgia corporation that was incorporated on January 23, 2008, to organize and serve as the holding company for Home Federal Bank, National Association (“Home Federal Bank”), a national bank in organization in Oakwood, Hall County, Georgia. Home Federal Bank will operate as a community bank emphasizing prompt, personalized customer service to the individuals and businesses located in Hall County, Georgia. Since our inception in February 2007, we have engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary bank to commence business as a financial institution. We received preliminary conditional approval from the Office of the Comptroller of the Currency (the “OCC”) to establish Home Federal Bank, National Association on December 15, 2008. In order to receive final approval to open the Home Federal Bank, we are required to raise a minimum of $15,000,000 in capital and implement appropriate banking policies and procedures. We have not yet received conditional approval of our application for deposit insurance from the Federal Deposit Insurance Corporation (the “FDIC”). We will also file an application with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Georgia Department”) for the authority to become a bank holding company and to acquire all of the capital stock of Home Federal Bank when and if chartered. In a letter dated February 4, 2009, the Company withdrew its application for Federal Deposit Insurance for its proposed nationally chartered bank. The Company is pursuing alternative strategies. The remainder of this annual report assumes a Bank is chartered through a charter application or other alternative strategies.
Location and Service Area
Our executive offices are located at 3626 Mundy Mill Road, Gainesville, Georgia 30504. Our telephone number is (770) 532-4372. Our initial banking office will be located at the same address. We acquired a branch office recently closed by SunTrust Bank. Our primary service area will be South Hall County. Over the last decade, south Hall County has experienced rapid growth. According to Claritas, Inc., the population of Home Federal Bank’s proposed market grew 21.1% from 2000 to 2006, and is projected to grow 14.5% over the next five years, with an estimated population of 119,240 by 2011. The total population of Hall County was 173,256 in 2006 and is projected to grow 12.5% to 194,861 by 2010. South Hall County has a growing and diverse economy, featuring professional, business, health and educational services and retail trade. Hall County is located approximately sixty miles from Atlanta in northeast Georgia.
Products and Services
Should we obtain a bank charter, we plan to offer quality products and personalized services while providing our customers with the financial sophistication and array of products typically offered by a larger bank. Our lending services will include real estate-related loans, consumer loans to individuals and commercial loans to small-to medium-sized businesses and professional concerns. Our current working capital and our ability to generate, maintain and increase our deposits will be our primary source of funding for such loans. We will offer a broad range of competitively priced deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. To complement our lending and deposit services, we intend to also provide overdraft protection, direct deposit, wire transfers, night depository, credit cards, safe-deposit boxes, travelers checks, debit cards and automatic drafts. We intend to offer our services through a variety of channels, including automated teller machines, telephone banking, internet banking with corporate cash management services, remote capture systems and, in the future, branch offices.
Lending Services
Economic activity in Hall County remains relatively strong. Although residential sales have slowed during the current housing down turn, sales are still strong compared to other areas of the state and country. Population growth in the county remains strong. Commercial activity, including the construction of new commercial and retail space continues to an important part of the county’s economic activity. Other banks in the county have cut back all phases of their lending, even to long time customers. As most of these banks are regional or national banks, their lending practices are being dictated from home offices outside of our market and they are reactions to national market conditions and not the conditions we are seeing in Hall County. As it is our intention to be heavily consumer oriented in our lending practices, we believe that the current economic conditions and the competitive climate are good for the opening of our proposed bank.
Lending Policy. Home Federal Bank is being established to generally support south Hall County. Consequently, we will aggressively lend money to creditworthy borrowers within this geographic area. Initially, we will have limited working capital to fund our anticipated loan growth. Through our banking operations, our ability to attract deposits will serve as our primary source of working capital to fund loans. To provide additional sources of working capital, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks and to apply for membership to the Federal Home Loan Bank of Atlanta which will permit us to borrow against our loan portfolio at preferred rates. We will emphasize real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences, as well as commercial loans to small- and medium-sized businesses and professional concerns. We will also emphasize consumer loans to individuals. We will not make any subprime or low documentation loans.

Loan Category	Percentage of Loan Portfolio
Real estate-related loans:
Commercial real estate loans	20%
Construction and development loans	15%
Residential real estate loans	36%

Commercial loans to small- and medium-sized businesses	8%

Consumer loans	18%

Credit cards	3%
To address the risks inherent in making loans, we will maintain an allowance for loan losses based on, among other things, an evaluation of our loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, our management will make various assumptions and judgments about the ultimate collectibility of the loan portfolio and provide an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans. However, because there are certain risks that cannot be precisely quantified, management’s judgment of the allowance is necessarily an approximation and imprecise. The adequacy and methodology of our allowance for loan losses will be subject to regulatory examination and compared to a peer group of financial institutions identified by the bank’s regulatory agencies.
Loan Approval and Review. Our loan approval policies will provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, either an officer with a higher lending limit or our Loan Committee will determine whether to approve the loan request. We will not make any loans to any of our directors or executive officers unless our board of directors first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.
Lending Limits. Our lending activities will be subject to a variety of lending limits imposed by law. Differing limits apply in some circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to Home Federal Bank. In general, however, we will be able to loan any one borrower a maximum amount equal to either:
•	15% of Home Federal Bank’s statutory capital base if the loan is not fully secured; or
•	25% of the Home Federal Bank’s statutory capital base if the entire amount of the loan is fully secured.
Based on our proposed minimum capitalization and projected pre-opening expenses, our initial lending limit will be approximately $2,033,083 for loans not fully secured and approximately $3,388,475 for loans that are fully secured by good collateral. Our management team has not yet established any minimum or maximum loan limits other than the statutory lending limits described above. These limits will increase or decrease as our capital increases or decreases as a result of its earnings or losses, among other reasons. We may sell participations in our loans to other financial institutions in order to meet all of the lending needs of loan customers. Initially, we will have limited working capital to fund our anticipated loan growth. Through our banking operations, our ability to attract deposits will serve as our primary source of working capital to fund loans. To provide additional sources of working capital, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks and to apply for membership to the Federal Home Loan Bank of Atlanta which will permit us to borrow against our loan portfolio at preferred rates.

Credit Risks. The principal economic risk associated with each category of loans that we expect to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.
With respect to real estate loans generally, the ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer’s personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. The marketability of all real estate loans, including adjustable rate mortgage loans, is also generally affected by the prevailing level of interest rates.
The well established financial institutions in our primary service area are likely to make proportionately more loans to medium- to large-sized businesses than we will make. Many of our anticipated commercial loans will be made to small- to medium-sized business that may be less able to withstand competitive, economic and financial pressures than large borrowers. Our commercial loan portfolio is expected to consist of loans to individual, partnership and corporate borrowers that are primarily located in Hall County. Accordingly, we anticipate that our commercial borrowers will reflect the diversified businesses of our primary service area, and will principally include service, retail trade and manufacturing firms. The risks associated with commercial loans depend to a large extent upon various economic factors, including the strength of the economy in our primary service area and the ability of our commercial borrowers to properly evaluate and respond to a changing marketplace. In addition, our commercial borrowers will likely face risks related specifically to the unique nature of their business. For example, service and retail trade firms may incur risks associated with labor shortages and consumer preference changes, while manufacturing firms may incur risks associated with raw material and labor shortages, as well as currency fluctuations.
Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, we cannot predict the extent to which the borrower’s ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.
Real Estate Loans. We will make commercial real estate loans, construction and development loans, and residential real estate loans. These loans will include some commercial loans where we will take a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.
•
Commercial Real Estate. Our commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, with an origination fee generally being charged on each loan funded. We will attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80%. We will also project minimum levels of net projected cash flow available for debt service based on the type of loan. In addition, we may require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. We will attempt to limit our risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•
Construction and Development Loans. Our construction and development loans will be made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid periodically. The ratio of the loan principal to the value of the collateral as established by independent appraisal will not generally exceed 80%. Additionally, speculative loans will be based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•
Residential Real Estate. Our residential real estate loans will consist of residential first and second mortgage loans and residential construction loans. We will offer fixed and variable rates on our mortgages with the amortization of first mortgages with three years and beyond. We will offer maturity dates with balloon terms for up to five years and beyond. These loans will be made consistent with our appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 80% to 90%. We expect these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. We will not make any subprime or low documentation real estate loans.

Commercial Loans. A component of our loan portfolio will be loans for commercial purposes. Our commercial loan portfolio is expected to consist of loans principally to retail trade, service and manufacturing firms located in our primary service area. The terms of these loans will vary by purpose and by type of underlying collateral, if any. We will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally will be secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral will generally be 80% or less. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics for its products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.
Consumer Loans. We will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers, the loan should be amortized over the useful life of the asset. We plan to limit each borrower’s fixed monthly obligations to less than 40% of the borrower’s gross monthly income in order to minimize the risk that the borrower will be unable to satisfy the monthly payment obligations related to the loan. The borrower will generally be required to be employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. Consumer loans will generally be made at a fixed rate of interest.
Credit Cards. We will offer credit cards to our most creditworthy customers. We will offer both fixed rate and adjustable rate options.

Investments
In addition to loans, we will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. These investments will include U.S. Treasury bills with treasury notes, as well as investments in securities of federally sponsored agencies, such as Federal Home Loan Bank bonds. In addition, we may also invest in federal funds, negotiable certificates of deposit, banker’s acceptances, mortgage backed securities, corporate bonds and municipal or other tax-free bonds. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our Asset/Liability/Investment Committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to our policy as set by our board of directors.
Deposit Services
We will seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, we will employ an aggressive marketing plan in our primary service area and feature a broad product line and competitive services. The primary sources of deposits will be residents of, and businesses and their employees located in, our primary service area. We plan to obtain these deposits through personal solicitation by our officers and directors, direct mail solicitations and advertisements in the local media. In order to attract our initial deposit base, we may offer higher interest rates on various deposit accounts.
Other Banking Services
Other anticipated bank services include internet banking, overdraft protection, direct deposit, wire transfers, night depository, safe deposit boxes, travelers checks, debit cards and automatic drafts. We plan to become associated with a shared network of automated teller machines that our customers will be able to use throughout Georgia and other regions. We may offer annuities, mutual funds and other financial services through a third party that has not yet been chosen. We will not exercise trust powers during our early years of operation. We may in the future offer a full-service trust department with corporate cash management services, but cannot do so without additional approvals of the OCC.
Employees
When it begins operations, Home Federal Bank will have a total of 12 full-time employees and no part-time employees. We do not expect Home Federal Holdings Corporation to have any employees who are not also employees of Home Federal Bank.
SUPERVISION AND REGULATION
The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to Home Federal Bank.
General
Home Federal Holdings Corporation will be a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as currently in effect. As a result, the Company and any future non-bank subsidiaries will be subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.
The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:
•
it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of any bank; or
•	it may merge or consolidate with any other bank holding company.
The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.
Home Federal Holdings Corporation and any other bank holding company located in Georgia may acquire a bank located in any other state, and any bank holding company located outside of Georgia may acquire any Georgia-based bank, regardless of state law to the contrary. In each case, certain deposit-percentage, aging requirements and other restrictions will apply. National and state-chartered banks may branch across state lines by acquiring banks in other states. By adopting legislation prior to June 1, 1997, a state could elect either to “opt in” and accelerate the date after which interstate branching would be permissible or “opt out” and prohibit interstate branching altogether. The Georgia Interstate Banking Act provides that interstate acquisitions by or of institutions located in Georgia are permitted in states that also allow national interstate acquisitions. The Georgia Interstate Branching Act permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish new start-up branches throughout Georgia, which removes a barrier to competition.
The Bank Holding Company Act generally prohibits Home Federal Holdings Corporation from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or keeping direct or indirect control of any company engaged in any activities other than those activities that the Federal Reserve determines to be closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, the Federal Reserve has determined that factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities are permissible activities of bank holding companies. The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.
As a national bank, Home Federal Bank will be examined and regulated by the FDIC and the OCC. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting bank is an uninsured bank.
The OCC will regulate all areas of our banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. With respect to expansion, Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within Georgia by stand-alone banks and the subsidiary banks of bank holding companies then engaged in the business of banking in Georgia.

Payment of Dividends
The Company is a legal entity separate and distinct from Home Federal Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends from its subsidiary, Home Federal Bank. Statutory and regulatory limitations apply to Home Federal Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.
If, in the opinion of the OCC, Home Federal Bank engaged in or was about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, the bank to cease and desist from the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “— Prompt Corrective Action.”
The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits, as defined for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stocks. The payment of dividends by the Company and Home Federal Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.
Capital Adequacy
Home Federal Holdings Corporation and Home Federal Bank (when and if chartered) will be required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the Company) and the OCC (in the case of Home Federal Bank). The Federal Reserve has established two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.
The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets, or “Tier 1 Capital.” The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, or “Tier 2 Capital.”
In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth, as will be the case for the Company, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 Capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

Home Federal Bank will be subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.
Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “— Prompt Corrective Action.”
Support of Subsidiary Institutions
Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, Home Federal Bank (when and if chartered). This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans by a bank holding company to Home Federal Bank will be repaid only after its deposits and certain other indebtedness are repaid in full. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.
An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.
Community Reinvestment Act
We will be subject to the provisions of the Community Reinvestment Act (“CRA”), which requires the FDIC, in connection with its regular examination of a bank, to assess Home Federal Bank’s record of meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.
Regulations promulgated under the CRA are intended to set distinct assessment standards for financial institutions. The regulations provide for streamlined procedures for institutions with assets of less than $250 million. The regulations contain the following three evaluation tests:
•	a lending test, which compares the institution’s market share of loans in low- and moderate-income areas to its market share of loans in its entire service area;

•	a service test, which evaluates the provision of services that promote the availability of credit to low- moderate-income areas; and
•
an investment test, which evaluates the institution’s record of investments in organizations designed to foster community development, small- and minority-owed businesses and affordable housing lending, including state and local government housing or revenue bonds.

Institutions are required to make public disclosure of their written CRA evaluations made by regulatory agencies. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution’s community investment record. In addition to public disclosure of an institution’s CRA assessment, regulatory authorities are required to consider an institution’s CRA assessment when an institution applies for approval to establish a new branch which will accept deposits, to relocate an existing branch or to merge with another federally regulated financial institution.
Privacy
The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties, other than third parties that market the institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic means to the consumer.
Restrictions on Transactions with Affiliates
Home Federal Bank is subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:
•	a bank’s loans or extensions of credit to affiliates;
•	a bank’s investment in affiliates;
•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.
The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the bank. Home Federal Bank’s affiliates include the Company and any company under common control with Home Federal Bank. In addition, a bank may not extend credit to any affiliate engaged in activities not permissible for a holding company or acquire the securities of any affiliate that is not a subsidiary. Home Federal Bank must also comply with other provisions designed to avoid the taking of low-quality assets.
We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Home Federal Bank’s loans to its directors, executive officers and our principal shareholders may not be made on terms more favorable than those afforded to other borrowers, except loans made as part of a benefit or compensation program widely available to Home Federal Bank’s employees and which does not give more preferential terms to directors, executive officers or principal shareholders than to other employees. In addition, Home Federal Bank cannot make loans in excess of certain levels to directors, executive officers or 10% or greater shareholders (or any of their affiliates) unless the loan is approved in advance by a majority of the Board of Directors with any “interested” director not voting. We are also prohibited from paying any overdraft of any of our executive officers or directors. We are also subject to certain other restrictions on the amount and type of loans to executive officers and directors and must annually report such loans to our regulators.
Monetary Policy
The earnings of Home Federal Bank will be affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.
Item 2. Management’s Discussion and Analysis or Plan of Operations
The following is a discussion of our financial condition as of December 31, 2008, and the results of operations for the period February 1, 2007 (date of inception) through December 31, 2008. These comments should be read in conjunction with our financial statements and accompanying footnotes appearing in this report.
Our principal activities to date have related to our organization, preparing our business plan, filing an application with the Office of the Comptroller of the Currency to charter a national bank, filing an application with the FDIC for deposit insurance and preparing a filing with the Securities and Exchange Commission in connection with our initial public offering.
Our filing with the Securities and Exchange Commission was declared effective on November 13, 2008, and we commenced our initial public offering. Our initial public offering of stock is scheduled to close on June 30, 2009, but can be extended for one or more periods up to December 31, 2009. The minimum offering size is $15,000,000, or 1,500,000 shares, and the maximum offering size is $20,000,000, or 2,000,000 shares, at $10.00 per share.
On December 15, 2008, we received preliminary conditional approval from the Office of the Comptroller of the Currency to establish a new national bank under the name of Home Federal Bank, National Association. We expect to complete our organizational activities in the second quarter of 2009. In a letter dated February 4, 2009, we withdrew our application for Federal Deposit Insurance for our proposed nationally chartered bank. We are pursuing alternative strategies. Our current plans consist of operating the bank from a 6,000 square foot facility in Oakwood, Georgia, which we purchased from SunTrust Bank on November 6, 2008.
Financial Results and Plan of Operation
At December 31, 2008, we had total assets of $2,372,068, consisting of cash of $5,739, deferred stock issuance costs of $420,413 and fixed assets (net) of $1,945,916.
Our liabilities at December 31, 2008 were $3,848,811, consisting of lines of credit in the amount of $1,927,256, a real estate loan on the bank property of $1,522,400 and accrued liabilities of $399,155. We had a stockholder’s deficit of $1,476,743 at December 31, 2008.

We had a net loss of $1,476,743 for the period February 1, 2007 (date of inception) to December 31, 2008. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included the preparation and filing of applications with the Office of the Comptroller of the Currency to charter the bank, the FDIC to obtain insurance of the deposits of the bank, preparing and filing a registration statement with the Securities and Exchange Commission, responding to questions and providing additional information to those agencies in connection with the application process, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through lines of credit guaranteed by our organizers.
We intend to devote the first half of 2009 to conducting the offering, completing the organization of the bank or pursuing alternative strategies, and organizing and developing our business activities. These organizational activities will include, with respect to the bank, completing all required steps for approval from the Office of the Comptroller of the Currency and the FDIC for the bank (when and if opened) to open for business, hiring qualified personnel to work in the bank, conducting public relations activities on behalf of the bank, developing prospective business contacts for the bank and taking other actions necessary for a successful bank opening. With respect to the Company, these activities will include applying with the Federal Reserve for approval to become a holding company by acquiring all of the capital stock to be issued by the bank.
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
Liquidity and Interest Rate Sensitivity
Organizational Period. During our organizational period, our cash requirements consisted principally of funding our pre-opening expenses, as well as the purchase of our planned banking facility in Oakwood, Georgia. Since February 1, 2007, our pre-opening expenses have been funded through draws from lines of credit. On February 6, 2007, HFHC Group, L.L.C. established a $400,000 line of credit with Nexity Bank in Birmingham, Alabama to fund organizational expenses, pre-opening expenses and the expenses of the Company’s common stock offering. On June 25, 2007, HFHC Group, L.L.C. increased the maximum borrowing under this line of credit to $750,000 to provide additional funding during the development stage. On January 29, 2008, HFHC Group, L.L.C. increased the maximum borrowing under this line of credit to $1,750,000. On January 23, 2008, Home Federal Holdings Corporation had assumed the liabilities of HFHC Group, L.L.C. and responsibility for this line of credit. The line of credit is uncollateralized and is guaranteed by the organizers. Interest is payable monthly, with all principal due at maturity. When the line matured on June 8, 2008, the line of credit was reduced to $1,500,000 with a maturity date of December 31, 2008. The line of credit was renewed on December 31, 2008 with a maturity date of March 31, 2009. The balance at December 31, 2008, and January 31, 2008 was $1,500,000 and $576,075. The note bears interest at prime plus 1% with a floor rate of 6%. At December 31, 2008, the rate was 6%. On October 9, 2008, Home Federal Holdings Corporation established a second line of credit in the amount of $750,000 with Peoples State Bank of Commerce in Nolensville, Tennessee, in order to complete its organizational efforts. This line of credit bears interest at prime + 3/4% with a maturity date of July 10, 2009. The balance at December 31, 2008 was $427,256.

On November 6, 2008, the Company purchased an existing banking facility located at 3626 Mundy Mill Road in Oakwood, Georgia. The facility was formerly a SunTrust banking facility that SunTrust closed on August 8, 2008 as a result of a merger with Gainesville Bank and Trust in Gainesville, Georgia. The purchase price was $1,903,000. To facilitate the purchase of the property, a real estate mortgage was obtained from Peoples State Bank of Commerce, Nolensville, Tennessee. The amount of the real estate mortgage is $1,522,400. The loan has an interest rate of prime +3/4% and matures on July 10, 2009. Interest is paid monthly, and the principal is due at maturity.
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
We expect to complete our organizational activities and begin banking operations in the second quarter of 2009. Any delay in beginning our banking operations will increase our pre-opening expenses and postpone our realization of potential revenues. Such a delay may occur as a result of, among other things, delays in receiving requisite regulatory approvals or our inability to achieve the minimum offering of $15,000,000. In the event we experience an extended delay in beginning our banking operations, we may be required to seek additional borrowings, whether through an increase in the amount available under one of our existing lines of credit, or through an additional organizing line of credit with another lender. There can be no assurance that we will be able to obtain such financing on satisfactory terms.
Going Concern and Management’s Plan. At December 31, 2008, we had liabilities in excess of our assets, we have incurred losses since inception, and our public offering has yet to become successful. In addition, our primary line of credit matured on March 31, 2009 and renewal or transfer is doubtful. Due to these conditions, our independent auditors have included a “going concern” explanatory paragraph in their report to our financial statements for the period ended December 31, 2008. We can not assure you that our public offering or efforts to finance debt will be successful.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect this uncertainty.
Due to the conditions and events discussed herein, we believe substantial doubt exists as to our ability to continue as a going concern. We have determined that significant additional capital along with debt financing will be required for us to continue operations through 2009 and beyond. We have commenced a public offering and have engaged financial advisors to assist the company in its efforts to raise additional capital and explore other strategic alternatives to address our current and expected capital deficiencies. To date, those efforts have not yielded any definitive options.
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
We believe that the net proceeds of our public offering, if successful, will satisfy our capital requirements for at least the next 12 months following the opening of the bank.
Item 3. Legal Proceedings
In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Home Federal Holdings Corporation
Oakwood, Georgia

We have audited the accompanying balance sheet of Home Federal Holdings Corporation (A Development Stage Company) (the “Company”), as of December 31, 2008 and January 31, 2008 and the related statements of operations, changes in stockholder’s deficit, and cash flows for the periods from February 1, 2008 to December 31, 2008, February 1, 2007, date of inception, to January 31, 2008, and February 1, 2007, date of inception, to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Home Federal Holdings Corporation as of December 31, 2008 and January 31, 2008 and the results of their operations and cash flows for the periods from February 1, 2008 to December 31, 2008, February 1, 2007, date of inception, to January 31, 2008, and February 1, 2007, date of inception, to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company will require substantial additional capital and debt financing to continue operating activities until such time as the Company can generate positive cash flows from operations. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to raise additional funds and begin operations are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia
April 14, 2009

Home Federal Holdings Corporation
(A Development Stage Company)
Balance Sheets
December 31, 2008 and January 31, 2008

	December 31,	January 31,
	2008	2008

Assets

Cash	$5,739	$5,472
Fixed assets, less accumulated depreciation of $18,352 and $3,497, respectively	1,945,916	26,338
Deferred issuance costs	420,413	79,476

Total assets	$2,372,068	$111,286

Liabilities and Stockholder’s Deficit

Liabilities
Accrued liabilities	$399,155	$130,323
Lines of credit	1,927,256	576,075
Note payable	1,522,400	—

Total liabilities	$3,848,811	$706,398

Stockholder’s Deficit
Special stock, no par, 1,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share, 10,000,000 authorized, 10 shares issued	—	—
Paid-in capital	100	100
Stock subscription receivable	(100)	(100)
Deficit accumulated during development stage	(1,476,743)	(595,112)

Total stockholder’s deficit	(1,476,743)	(595,112)

Total liabilities and stockholder’s deficit	$2,372,068	$111,286

See accompanying notes to the financial statements.

Home Federal Holdings Corporation
(A Development Stage Company)
Statements of Operations
For the Periods February 1, 2007, Date of Inception, to December 31, 2008,
February 1, 2008 to December 31, 2008,
and February 1, 2007, Date of Inception, to January 31, 2008

	February 1,		February 1,
	2007,		2007,
	Date of	February 1,	Date of
	Inception,	2008	Inception,
	to	to	to
	December 31,	December 31,	January 31,
	2008	2008	2008

Income	$239	$239	$—

Expenses
Consulting expenses	$463,875	$151,900	$311,975
Salaries and benefits	428,261	428,261	—
Professional fees	215,076	79,155	135,921
Rent	97,125	63,875	33,250
Interest expense	75,446	57,009	18,437
Telephone and utilities expense	33,460	23,288	10,172
Training expense	12,458	940	11,518
Other operating costs	151,281	77,442	73,839

Total expenses	1,476,982	881,870	595,112

Net loss and deficit accumulated during the development stage	$(1,476,743)	$(881,631)	$(595,112)

See accompanying notes to the financial statements.

Home Federal Holdings Corporation
(A Development Stage Company)
Statements of Changes in Stockholder’s Deficit
For the Periods February 1, 2008 to December 31, 2008
and February 1, 2007, Date of Inception, to January 31, 2008

							Deficit
				Common			Accumulated
		Special		Stock		Stock	In
	Special	Stock	Common	Par	Paid In	Subscription	Development
	Shares	Par Value	Shares	Value	Capital	Receivable	Stage	Total

Balance, February 1, 2007 (Date of Inception)	—	$—	—	$—	$—	$—	$—	$—

Common stock subscription, January 23, 2008	—	—	10	—	100	(100)	—	—

Net loss, February 1, 2007 (Date of Inception) to January 31, 2008	—	—	—	—	—	—	(595,112)	(595,112)

Balance, January 31, 2008	—	—	10	—	100	(100)	(595,112)	(595,112)

Net loss, February 1, 2008 (Date of Inception) to December 31, 2008	—	—	—	—	—	—	(881,631)	(881,631)

Balance, December 31, 2008	—	$—	10	$—	$100	$(100)	$(1,476,743)	$(1,476,743)

See accompanying notes to the financial statements.

Home Federal Holdings Corporation
(A Development Stage Company)
Statements of Cash Flows
For the Periods February 1, 2007, Date of Inception, to December 31, 2008,
February 1, 2008 to December 31, 2008,
and February 1, 2007, Date of Inception, to January 31, 2008

	February 1,		February 1,
	2007,		2007,
	Date of	February 1,	Date of
	Inception,	2008	Inception,
	to	to	to
	December 31,	December 31,	January 31,
	2008	2008	2008

Operating Activities
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,476,743)	$(881,631)	$(595,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,352	14,405	3,947
(Increase) Decrease in prepaid rent	—	7,000	(7,000)
(Increase) Decrease in deposits	—	6,250	(6,250)
Increase in deferred issuance costs	(420,413)	(354,187)	(66,226)
Increase (Decrease) in accrued liabilities	399,155	268,832	130,323

Net cash used in operating activities	(1,479,649)	(939,331)	(540,318)

Investing Activities
Purchase of fixed assets	(1,964,268)	(1,933,983)	(30,285)

Net cash used in investing activities	(1,964,268)	(1,933,983)	(30,285)

Financing Activities
Proceeds from borrowings	3,449,656	2,873,581	576,075

Net cash provided by financing activities	3,449,656	2,873,581	576,075

Net increase in cash	5,739	267	5,472

Cash at beginning of period	—	5,472	—

Cash at end of period	$5,739	$5,739	$5,472

Supplemental disclosure of cash flow information
Cash paid for interest	$75,446	$59,432	$16,014

See accompanying notes to the financial statements.

Home Federal Holdings Corporation
(A Development Stage Company)
Notes to the Financial Statements
Note 1 — Organization and Summary of Accounting Policies
Home Federal Holdings Corporation (the “Company”), was established for the purpose of organizing Home Federal Bank, NA, I.O. (the “Bank”). The Company will file an application to be a bank holding company as defined in the Bank Holding Company Act of 1956. The Bank is a proposed national bank being organized under the laws of the Office of the Comptroller of the Currency with the purpose of being principally located in Hall County, Georgia.
The Company began its common stock offering on November 13, 2008 to raise capital for the initial capitalization of the Company. Upon capitalization of the Company, the Company will capitalize the Bank, provided that the OCC and FDIC applications are timely approved and the necessary capital is raised. It is expected that banking operations will commence in the second quarter of 2009. See Note 7 — Subsequent Events for Application for Federal Deposit Insurance.
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
Fixed Assets
Fixed assets consist of furniture and equipment and banking facility and are stated at cost. On November 6, 2008, the Company purchased an existing banking facility located at 3626 Mundy Mill Road in Oakwood, Georgia. The facility was formerly a SunTrust banking facility that SunTrust closed on August 8, 2008 as a result of a merger with Gainesville Bank and Trust in Gainesville, Georgia. The purchase price was $1,903,000. Depreciation on the furniture and equipment is computed over their estimated useful lives of 3 to 10 years. Depreciation on the banking facility is computed over its estimated useful life of 40 years.
Fiscal Year
The Bank will adopt a calendar year for both financial reporting and tax reporting purposes.

Home Federal Holdings Corporation
(A Development Stage Company)
Notes to the Financial Statements
Note 1 — Organization and Summary of Accounting Policies (continued)
Stock Compensation Plan
Upon completion of the stock offering, the Company is expected to adopt a share-based compensation plan. The Company will account for this plan in accordance with SFAS No. 123 (revised 2004), “Share-Based Payments", SFAS 123(R). The Statement requires all share-based payments to employees, including grants of employee stock options and director warrants, to be recognized as compensation expense over the vesting period for the awards in the financial statements based on their fair values.
Organization Costs
Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Company and Bank. In accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Organization costs are expensed when incurred and are included in the Statement of Loss as professional fees.
Recent Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) to clarify the accounting for uncertain tax positions in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines a minimum recognition threshold that a tax position must meet to be recognized in an entity’s financial statements. Additionally, FIN 48 provides guidance on derognition, measurement, classification, interim period accounting, disclosure and transition requirements in accounting for uncertain tax positions. FSF FIN 48-3 was issued on December 30, 2008 and defers the effective date of FIN 48 for nonpublic companies to be effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations, or cash flows.
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
In September 2008, the FASB issued FSP 133-1 and FIN 45-4 (FSP 133-1 and FIN 45-4), Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No.133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP-133-1 and FIN 45-4 amends and enhances disclosures requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods ending after November 15, 2008. The implementation of FSP-133-1 and FIN 45-4 will not have a material impact on the Company’s consolidated financial position and results of operations.

Home Federal Holdings Corporation
(A Development Stage Company)
Notes to the Financial Statements
Note 1 — Organization and Summary of Accounting Policies (continued)
In February 2008, the FASB issued FSP 157-1, Effective Date of FASB Statements No. 157, and FSP 157-2, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13. FSP 157-1 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. FSP 157-3 excludes SFAS 13 and other accounting pronouncements that address fair value measurement on lease classification or measurement from the scope of SFAS 157. The Company’s adoption of FSP-157-1 and 157-2 did not have a material impact on its financial position, results of operations and cash flows.
In October 2008, the FASB issued FSP NO. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not active. FSP 157-3 clarifies the application of FAS Statement 157-3 clarifies the application of FAS Statement 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (SFAS 154, Accounting Changes and Error Corrections). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company’s adoption of FSP 157-3 did not have a material impact on its financial position, results of operations and cash flows.
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
In May 2008, the FASB issued FASB statement No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of SFAS 162 will not have any impact on the Company’s consolidated financial statements.

Home Federal Holdings Corporation
(A Development Stage Company)
Notes to the Financial Statements
Note 2 — Liquidity and Going Concern Considerations
Home Federal Holdings Corporation incurred a net loss of $1,476,743 for the period from February 1, 2007, date of inception, to December 31, 2008. At December 31, 2008 liabilities exceeded assets by $1,476,743.
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
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets, has not yet been successful in raising the minimum capital as required by the Registration Statement on Form S-1, and its primary line of credit matured on March 31, 2009 and was not renewed. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to continue its efforts to obtain capital through the ongoing public offering. There is no assurance the Company will be successful in raising additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Note 3 — Fixed Assets
Fixed assets are summarized as follows:

	December 31, 2008	January 31, 2008
Furniture and equipment	$53,757	$30,285
Building	590,661	—
Land	1,319,850	—

	1,964,268	30,285
Accumulated depreciation	(18,352)	(3,947)

	$1,945,916	$26,338

At December 31, 2008 the Company had fixed assets with a net book value of $1,908,050 pledged as collateral for debt. There were no pledged fixed assets at January 31, 2008.

Home Federal Holdings Corporation
(A Development Stage Company)
Notes to the Financial Statements
Note 4 — Debt
On February 6, 2007, HFHC Group, L.L.C. established a $400,000 line of credit with a financial institution to fund organizational expenses, pre-opening expenses and the expenses of the Company’s common stock offering. On June 25, 2007, HFHC Group, L.L.C. increased the maximum borrowing under this line of credit to $750,000 to provide additional funding during the development stage. On January 29, 2008, HFHC Group, L.L.C. increased the maximum borrowing under this line of credit to $1,750,000. On January 23, 2008, Home Federal Holdings Corporation had assumed the liabilities of HFHC Group, L.L.C. and responsibility for this line of credit. The line of credit is uncollateralized and is guaranteed by the organizers. Interest is payable monthly, with all principal due at maturity. When the line of credit matured on June 8, 2008, the line of credit was reduced to $1,500,000 with a maturity date of December 31, 2008. The line of credit was renewed on December 31, 2008, with a balance of $1,500,000 and a maturity date of March 31, 2009. The note bears interest at prime plus 1% with a floor rate of 6%. At December 31, 2008, the rate was 6%. The outstanding balance for this line of credit was $1,500,000 and $576,075 at December 31, 2008 and January 31, 2008, respectively.
On October 9, 2008, Home Federal Holdings Corporation established a second line of credit in the amount of $750,000 with Peoples State Bank of Commerce in Nolensville, Tennessee, in order to complete its organizational efforts. This line is uncollateralized and is guaranteed by the organizers. The line had a balance of $427,256 as of December 31, 2008. This line of credit bears interest at prime + 3/4% with a maturity date of July 10, 2009. Interest is payable monthly and all outstanding principal is due at maturity. At December 31, 2008 the rate was 4%.
At December 31, 2008 and January 31, 2008, the Company had available balances on lines of credit of $322,744 and $1,173,925, respectively.
On November 6, 2008, the Company purchased an existing banking facility located at 3626 Mundy Mill Road in Oakwood, Georgia. The purchase price was $1,903,000. To facilitate the purchase of the property, a real estate mortgage was obtained from Peoples State Bank of Commerce, Nolensville, Tennessee. The amount of the real estate mortgage is $1,522,400. The loan has an interest rate of prime +3/4% and matures on July 10, 2009, and is secured by the land and building which serve as the Company’s operating location. Interest is payable monthly on this term loan and all outstanding principal is due at maturity.
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
The Company also contemplates that the Bank will enter into an employment agreement with the Chief Financial Officer upon opening the bank. The proposed terms of this agreement include a base salary of $138,000 annually and the granting of 5,000 stock options and other perquisites commensurate with employment.

Home Federal Holdings Corporation
(A Development Stage Company)
Notes to the Financial Statements
Note 5 — Commitments (continued)
The Company has entered into an agreement for consulting services for assistance in the organization of the Bank. The Company has committed to pay a total of $99,300 plus expenses for these services. Additionally, upon the Bank receiving its final charter approval, the Company shall grant to the consulting firm stock options to purchase 6,000 shares of the common stock of the Company which vest upon the Bank receiving its final approval and which expire ten years from date of the award. The Company had $7,875 in remaining fees payable under this contract at December 31, 2008.
The Company has entered into an agreement with an entity to provide assistance in the Company’s capital raise. The agreement was executed on November 17, 2008 and includes a $14,000 monthly management fee and commissions based upon stock sales. Refer to Note 7 for information on the termination of this agreement.
Note 6 — Income Taxes
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
The following summarizes the sources and expected tax consequences of future taxable deductions which comprise the net deferred taxes at December 31, 2008 and January 31, 2008.

	December 31, 2008	January 31, 2008
Deferred tax asset relating to organization expenses and net operating loss carryforward	$558,000	$226,000
Less valuation allowance	(558,000)	(226,000)

Net deferred taxes	$—	$—

Note 7 — Subsequent Events
On February 12, 2009, the Company terminated its agreement for assistance in its capital raise as described at Note 5.
In a letter dated February 4, 2009, the Company withdrew its application for Federal Deposit Insurance for its proposed nationally chartered bank. The Company is pursuing alternative strategies.

Item 6.	Changes in and Disagreements with Accountants on Account and Financial Disclosure
None.
Item 7A. Controls and Procedures
Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of the end of the fiscal year covered by this report and have concluded that our disclosure controls and procedures are effective. During the fourth quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly formed public companies.
Item 7B. Other Information
None.
PART III
Item 8. Directors, Executive Officers and Corporate Governance
General
Our board of directors currently consists of 14 members. Each director holds office until his successor is duly elected by the shareholders. Executive officers serve at the pleasure of the board of directors of the Company. The following table sets forth the names, ages and positions of the current directors and executive officers of Home Federal Holdings Corporation.

Name	Age	Positions to be Held
Robert B. Wise	69	Chief Executive Officer, Vice-Chairman, Director
Clyde A. McArthur	53	President, Chief Financial Officer, Director
Rita B. Gray	58	Director
William G. Bagwell	61	Director
John K. Bailey	49	Director
John W. Bailey	61	Director
Randall L. Crow	55	Chairman, Director
Ricky D. Davis	56	Director
Lawrence R. Dunn	61	Director
Trent P. Gaites	59	Director
Sidney A. Howell	44	Director
Daniel Olejnik	54	Director
Henry C. Schmerler	68	Director
H. Phillip Wilburn	58	Director
Each person listed as a director of Home Federal Holdings Corporation in the table above has served as a director since the Company’s date of inception except for Mr. Wise who has served as a director since July 2008 and Mrs. Gray who has served as a director since August 2008.

Subject to approval of the OCC, the following table sets forth the names, ages, positions of the directors and executive officers of Home Federal Bank:

Name	Age	Positions to be Held
Robert B. Wise	69	Chief Executive Officer, Chief Lending Officer, Vice-Chairman, Director
Clyde A. McArthur	53	President, Director
Rita B. Gray	58	Chief Financial Officer, Director
William G. Bagwell	61	Director
John K. Bailey	49	Director
Randall L. Crow	55	Chairman, Director
Ricky D. Davis	56	Director
Lawrence R. Dunn	61	Director
Trent P. Gaites	59	Director
Daniel Olejnik	54	Director
Henry C. Schmerler	68	Director
H. Phillip Wilburn	58	Director
Each person listed as a director above will serve until Home Federal Bank’s first shareholders’ meeting, which will convene shortly after Home Federal Bank receives its charter. Home Federal Holdings Corporation, as the sole shareholder of Home Federal Bank, will nominate each proposed director to serve as a director of Home Federal Bank at that meeting. After the first shareholders’ meeting, directors of the bank will serve for a term of one year and will be elected by Home Federal Holdings Corporation each year at Home Federal Bank’s annual meeting of shareholders. Home Federal Bank’s officers will be appointed by its board of directors and will hold office at the will of its board.
The following is a biographical summary of each of our directors and executive officers.
Robert B. Wise has served as vice-chairman of the board of directors, chief executive officer and director of the Company and Home Federal Bank, NA (in organization) since July 2008. Mr. Wise also serves as chief lending officer of Home Federal Bank. Mr. Wise has been president, CEO and/or chairman of community banks in Georgia from 1978 until 2004 and has served as a bank director for community banks from 1978 until the present. From 2004 to June 2008, Mr. Wise served as a director for Century Bank and Trust in Milledgeville, Georgia was also the chairman and chief executive officer from 1981 to June 2004. Prior to 1978, Mr. Wise served as senior lending officer of Marietta Commercial Bank in Marietta, Georgia. Mr. Wise is a graduate of the Banking School, the Graduate School of Banking of the South, the Southern Trust School and the Cannon Trust School. Mr. Wise was certified by the Harvard Program for Senior Bank Executives in 1978 to 79 and was certified by the American Bankers Association Institute of Certified Bankers as a Certified Trust and Financial Advisor in 1994. Mr. Wise has many years of experience as a senior lending officer serving on bank loan committees and as chairman of bank loan committees. Mr. Wise has successfully returned banks from troubled situations to a profitable and well-managed status. Mr. Wise has over 42 years of banking experience in Georgia and has managed several banks through several economic cycles.
Clyde A. McArthur is an organizer of the Company and has served as director of the Company since its date of inception. Mr. McArthur has served as president and chief financial officer since July 2008. Mr. McArthur served as chief executive officer of the Company from December 2007 to July 2008. Mr. McArthur will also serve Home Federal Bank, NA (in organization) as its president, as well as being an organizer and director. Mr. McArthur received a Bachelor of Science degree from Kennesaw State University in Marietta, Georgia. Mr. McArthur has been certified by the Bank Administration Institute as a Chartered Bank Auditor and has successfully passed the Uniform Certified Public Accountant Examination. Mr. McArthur has served as a chief financial officer for various Georgia banks for the last seventeen years. Mr. McArthur has 9 years of bank auditing experience, 3 of which was with a bank holding company based in Augusta, Georgia. Mr. McArthur also served 2 years as chief executive officer and director of a financial institution from 1986 to 1988. Mr. McArthur was an original organizer of First Community Bank and Trust in Cartersville, Georgia, where he served as executive vice-president, chief operating officer and a director from 1988 to 1989. Mr. McArthur was instrumental in the organization of The Bank of Georgia in Fayetteville, Georgia in 1999 and served as chief financial officer. From October 2003 to December 2007, Mr. McArthur served as chief financial officer of Freedom Bank of Georgia in Commerce, Georgia and was instrumental in the organization in 2003. Mr. McArthur has a total of 34 years of banking experience.

Rita B. Gray has served as chief financial officer of Home Federal Bank, NA (in organization) since June 2008 and as a director of the Company since August 2008. Mrs. Gray has over 40 years of experience in community banking in Georgia with over 12 years as a chief financial officer. From May 2001 to May 2008, Mrs. Gray was employed by Integrity Bank in Alpharetta, Georgia in numerous capacities. Mrs. Gray has served as a chief operations officer, a compliance manager, an internal auditor, controller and a bank cashier. Mrs. Gray has extensive experience with bank technology and current security issues. Mrs. Gray has experience with banks in the organization phase and during den-novo status. Mrs. Gray graduated from the CBA Financial Managers School and the BAI School for Bank Administration.
William G. (Gary) Bagwell is an organizer of the Company and has served as director of the Company since its date of inception. Mr. Bagwell is a Hall County, Georgia native and is a graduate of West Georgia College and the University of Georgia. Mr. Bagwell retired in 2006 after teaching in the Hall County School System for 32 years. Mr. Bagwell is married to the former Patsy Millwood and has one daughter who is a physician at Emory Hospital. Mr. Bagwell is a very active member of Flat Creek Baptist Church. Mr. Bagwell enjoys and spends a great deal of his time farming.
John K. Bailey is an organizer of the Company and has served as director of the Company since its date of inception. In 1996, Mr. Bailey retired from his career as a self-employed commercial photographer. Mr. Bailey currently operates a cattle ranch in Clarkesville, Georgia. Mr. Bailey graduated from Rochester Institute of Technology with a Bachelor of Science Degree in 1979. Originally from St. Marys, Georgia, Mr. Bailey has lived in Clarkesville for seven years. Mr. Bailey is married to Rhonda Bailey. Mr. Bailey is the brother-in-law of Mr. Ricky D. Davis, who is also an organizer and director of the Company.
John W. Bailey is an organizer of the Company and has served as director of the Company since its date of inception. Mr. Bailey is a native of Hall County, Flowery Branch, Georgia. Mr. Bailey is married to the former Clarice Adams. Mr. Bailey is the President and CEO of John Bailey Pontiac, Buick, GMC in Buford, Georgia, a position he has held since 1985. Mr. Bailey also has numerous rental and investment properties in Hall County. Mr. Bailey is a graduate of South Hall High School and Truett-McConnell College. Mr. Bailey is a member of the Georgia Automobile Dealers Association. Mr. Bailey enjoys spending time with his family at his home on Lake Lanier.
Randall L. Crow is an organizer of the Company and has served as director and chairman of the board of directors of the Company since its date of inception. Mr. Crow is a Hall County, Georgia native. Mr. Crow has been in the Marina, boat sales business for over 30 years. Mr. Crow has served as the CEO, Vice President, General Manager, and co-owner of Starboard Marine Enterprises, Inc. in Buford, Georgia since 1996. Prior to this, Mr. Crow owned Starboard Marina in Flowery Branch, Georgia. Mr. Crow is married to the former Carlotta Hogan and has two grown daughters. Mr. Crow is a graduate of South Hall High School and Lanier Technical College.
Ricky D. Davis is an organizer of the Company and has served as director of the Company since its date of inception. Since 2005, Mr. Davis has been in the residential real estate business with Prudential Georgia Realty. In 2004, Mr. Davis retired from Lucent Technologies after 32 years of service in a management position with the company. Mr. Davis is a graduate of the Gainesville State College with an Associate Degree in Business Administration and has been a resident of Hall County, Georgia his entire life. Mr. Davis is a member of New Holland Baptist Church and is currently serving on the Deacon Board and is the Church Treasurer. Mr. Davis is married to the former Deborah Dale for 33 years, has one daughter and two grandchildren. Mr. Davis enjoys traveling, reading and spending time with his grandchildren. Mr. Davis is the brother-in-law of Mr. John K. Bailey, who is also an organizer and director of the Company.
Lawrence R. Dunn is an organizer of the Company and has served as director of the Company since its date of inception. Mr. Dunn is a founder and current President of TTL Supply Company, LLC, a supplier of fiber optic cable to the telecommunication industry, a position he has held since 2003. Prior to TTL, Mr. Dunn was employed as an engineer with AT&T for 30 years in Norcross, Georgia. Mr. Dunn is a graduate of the State University of New York in Morrisville, New York. Mr. Dunn has lived in Flowery Branch, Georgia since 1988 and is married to Carlene Dunn.

Trent P. Gaites is an organizer of the Company and has served as director of the Company since its date of inception. Mr. Gaites is a native of New York City. Mr. Gaites grew up in Florida and has lived in Georgia for over 42 years. Mr. Gaites holds a Bachelors Degree from The University of Georgia. Mr. Gaites has been married to the former Mary Leatherbery, for 28 years and has two children and one grandson. Mr. Gaites has been the President, CEO and Owner of Sportworx, Inc. for the last 10 years, a sports marketing and sports insurance company in Oakwood, Georgia. Mr. Gaites lives in Flowery Branch, Georgia on Lake Lanier and enjoys playing golf and spending time with his grandson.
Sidney A. Howell is an organizer of the Company and has served as a director of the Company since the date of its inception. Mr. Howell serves as the President and CEO of Prime Construction Services, a Design Build Commercial Contractor, a position he has held since 1994. Mr. Howell is also the Managing Member of Cabinets Direct, LLC and Granite & Cabinet Concepts, LLC. Mr. Howell is actively involved in commercial property development as well. Mr. Howell holds a Bachelor of Science Degree in Architectural Engineering from Southern College of Technology in Marietta, Georgia.
Daniel Olejnik is an organizer of the Company and has served as director of the Company since its date of inception. Mr. Olejnik is a CPA and the CEO of Bancpro and Associates, a consulting firm in Acworth, Georgia that provides management/technological consulting services to the banking industry. Prior to establishing Bancpro in 1996, Mr. Olejnik served Fidelity Savings/Regions Bank in Dalton, Georgia as Executive Vice President and COO from 1993 to 1996. Prior to 1996, Mr. Olejnik was Chief Financial Officer for the Barnett Bank of Atlanta and Barnett Bank of Pasco County. Mr. Olejnik received his Bachelor of Science Degree in Accounting from Penn State University and his MBA from the University of North Florida.
Henry C. Schmerler is an organizer of the Company and has served as director of the Company since its date of inception. Mr. Schmerler is currently a self employed investment manager and investor. Mr. Schmerler retired from his position as an executive of Dun & Bradstreet Corporation in 1994 and has over 30 years of management experience, including operations, sales and marketing. Mr. Schmerler received a Bachelors Degree in Economics from Hobart College, Geneva, New York. Mr. Schmerler resides in Naples, Florida with his wife Alison.
H. Phillip Wilburn is an organizer of the Company and has served as director of the Company since its date of inception. Mr. Wilburn is a native of Hall County, Georgia. Mr. Wilburn is a graduate of North Georgia State College. Mr. Wilburn has been a self-employed real estate investor since 1996. Mr. Wilburn retired from DeKalb County Fire Services in 2005. Mr. Wilburn lives on the Soque River in Habersham County. Mr. Wilburn is a sports car enthusiast and enjoys traveling.
Board Meetings
Our Board of Directors will meet quarterly. The board of directors of Home Federal Bank will meet monthly.
Committees of the Boards of Directors
We have established the following committees. We may add additional members to each of our committees in the future.
Audit Committee. Our Audit Committee recommends to the board of directors the independent public accountants to be selected to audit our annual financial statements and approves any special assignments given to the independent public accountants. The committee also reviews the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of our internal accounting staff. Additionally, the committee provides oversight to our compliance staff for adherence with regulatory rules and regulations. The committee also establishes appropriate levels of directors and officers insurance and blanket bond insurance. The members of the committee are Messrs. Olejnick (Chairman), Bagwell, John K. Bailey, Gaites and Wilburn.

Compensation Committee. Our Compensation Committee establishes compensation levels for officers of Home Federal Holdings Corporation, reviews management organization and development, reviews significant employee benefit programs and establishes and administers executive compensation programs, including the Stock Option Plan described below. The committee consists of Messrs. Dunn (Chairman), John K. Bailey, Crow and Gaites. Messrs. Wise and McArthur will serve as ex officio members of the committee.
Nominating and Governance Committee. Our Nominating and Governance Committee identifies and assists in recruiting outstanding individuals who qualify to serve as Board members and recommends the slate of director nominees for election by our shareholders at each annual meeting of our shareholders in accordance with our Articles of Incorporation and Bylaws and Georgia law. The committee also recommends directors for appointment to each Board committee, reviews the performance of the Board and its committees and makes appropriate recommendations, and oversees our corporate governance guidelines and periodically re-evaluates such corporate governance guidelines for the purpose of suggesting changes if appropriate. The members of the committee will be Messrs. Crow (Chairman), Bagwell and Davis.
Home Federal Bank has established the following committees. Other committees may be established as needed once Home Federal Bank begins banking operations, and Home Federal Bank may add additional members to each of its committees in the future.
Asset/Liability/Investment Committee. Home Federal Bank’s Asset/Liability/Investment Committee will have responsibility for Home Federal Bank’s overall investment strategy. This will include liquidity management, risk management, and net interest margin management, as well as monitoring of deposit level trends and pricing, asset level trends and pricing and portfolio investment decisions. In addition, the committee will work closely with Home Federal Bank’s board of directors to plan annual budgets and develop three to five year strategic plans. The members of the committee will be Messrs. Olejnik (Chairman), Davis, McArthur, Wilburn and Wise. Mrs. Gray will serve as an ex officio member of the committee.
Audit, Compliance and CRA Committee. Home Federal Bank’s Audit, Compliance and CRA Committee will recommend to Home Federal Bank’s board of directors the independent public accountants to be selected to audit Home Federal Bank’s annual financial statements and will approve any special assignments given to the independent public accountants. The committee will also review the planned scope of Home Federal Bank’s annual audit, any changes in accounting principles and the effectiveness and efficiency of Home Federal Bank’s internal accounting staff. Additionally, the committee will provide oversight to Home Federal Bank’s compliance staff for adherence with regulatory rules and regulations, including the Community Reinvestment Act. The committee will also establish appropriate levels of directors and officers insurance and blanket bond insurance. The members of the committee are Messrs. Olejnick (Chairman), Bagwell, John K. Bailey, Gaites and Wilburn.
Compensation Committee. Home Federal Bank’s Compensation Committee will establish compensation levels for officers of Home Federal Bank, review management organization and development, review significant employee benefit programs and establish and administer executive compensation programs, including the Stock Option Plan described below. The committee consists of Messrs. Dunn (Chairman), John K. Bailey, Crow and Gaites. Messrs. Wise and McArthur will serve as ex officio members of the committee.
Executive Committee. Home Federal Bank’s Executive Committee will meet monthly or as needed. The committee is being established to enable the Bank to act as needed without having to convene a full called board of directors meeting. The committee will be empowered to act on behalf of the full board and report to the board on its actions. The committee will consist of Messrs. Crow (Chairman), Bagwell, Davis, Dunn, McArthur and Wise.
Loan Committee. Our Loan Committee will review any loan request made by a potential borrower over $200,000 for compliance with our lending policies and federal rules and regulations governing extensions of credit. After making this review, the committee will decide whether to extend credit to the potential borrower. In addition, the committee will have the responsibility for establishing and approving, in conjunction with management, all major policies and procedures pertaining to loan policy. The committee will also review all past due reports, non-accrual reports, and other indicators of overall loan portfolio quality, and will establish measurements for determining the adequacy of our loan loss reserve. The members of the committee will include Messrs. Randall L. Crow (Chairman), Bagwell, Davis, Dunn, McArthur and Wise.

Shareholder Communication Policy
Shareholders may send communications to the Board or individual members of the Board by writing to them at the address of our executive office in care of the Corporate Secretary, Home Federal Holdings Corporation, 3626 Mundy Mill Road, Gainesville, Georgia 30504, who will forward the communication to the intended director or directors. If the shareholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality.
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of Home Federal Holdings Corporation. We will provide any person, without charge, a copy of this Code. Requests for a copy of the Code may be made by writing to Home Federal Holdings Corporation, P.O. Box 1889, Oakwood, Georgia 30566. Attention: Corporate Secretary.
Item 9. Executive Compensation
The following table shows the cash compensation we paid to our chief executive officer and chief financial officer for the year ended December 31, 2008, including total annual compensation, including salary and bonus. None of our other executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2008.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Robert A. Wise Chief Executive Officer	2008	$81,920	$—	$—	$—	$81,920
Clyde A. McArthur Chief Financial Officer	2008	$95,953	$—	$—	$—	$95,953
Employment/Consulting Agreements
The Company has entered into an agreement for consulting services with Bank Resources, Inc. for assistance in the organization of Home Federal Bank. Pursuant to the agreement, the Company has committed to pay a total of $99,300 for these services, of which $89,972 had been expensed at June 30, 2008. Additionally, upon Home Federal Bank’s receiving its final charter approval, the Company shall grant to the consulting firm stock options to purchase 6,000 shares of the common stock of the Company which vest upon the Bank receiving its final approval and which expire ten years from the date of the award.
The Company plans to enter into an employment agreement with Mr. Robert B. Wise, which will provide that he will serve as the vice-chairman of the board of directors, chief executive officer and chief lending officer of the Company for an annual salary of $140,000, and award him options to acquire 7,500 shares of common stock of the Company at a purchase price of $10.00 per share. The options to be issued to Mr. Wise will vest over three years, have a 10 year term and be issued pursuant to the terms of the Company’s 2008 Stock Incentive Plan.
The Company plans to enter into an employment agreement with Mr. Clyde A. McArthur, which will provide that he will serve as the president and chief financial officer of the Company for an annual salary of $140,000, and award him options to acquire 15,000 shares of common stock of the Company at a purchase price of $10.00 per share. The options to be issued to Mr. McArthur will vest over three years, have a 10 year term and be issued pursuant to the terms of the Company’s 2008 Stock Incentive Plan.
The Company plans to enter into an employment agreement with Mrs. Rita B. Gray, which will provide that she will serve as the chief financial officer of Home Federal Bank for an annual salary of $138,000, and award her options to acquire 5,000 shares of common stock of the Company at a purchase price of $10.00 per share. The options to be issued to Mrs. Gray will vest over three years, have a 10 year term and be issued pursuant to the terms of the Company’s 2008 Stock Incentive Plan.

Director Compensation
The directors of Home Federal Holdings Corporation and Home Federal Bank will not be compensated for their services as directors until we become cumulatively profitable. Thereafter, we will adopt compensatory policies for our directors that conform to applicable law.
Stock Incentive Plan
General. We have adopted a stock option plan, the Home Federal Holdings Corporation 2008 Stock Incentive Plan, that provides us with the flexibility to grant the stock incentives to our key employees, officers, directors, consultants and advisers for the purpose of giving them a proprietary interest in, and to encourage them to remain in the employ or service of, Home Federal Holdings Corporation and Home Federal Bank. Our board of directors has reserved up to 250,000 shares of our common stock for issuance through options that may be granted under the stock option plan. However, the number of shares of our common stock reserved for issuance under the stock option plan will not exceed an amount equal to 15% of the shares sold in our initial public offering. Accordingly, only approximately 235,000 shares of our common stock will be reserved for issuance if we attain only the minimum offering of 1,500,000 shares, while 300,000 shares of our common stock will be reserved for issuance if the maximum offering of 2,000,000 shares is attained. Mr. Wise has been granted an option to acquire 7,500 shares to be issued under the plan, Mr. McArthur has been granted an option to acquire 15,000 shares to be issued under the plan and Mrs. Gray has been granted an option to acquire 5,000 shares to be issued under the plan. The number of shares reserved for issuance may change in the event of a stock split, recapitalization or similar event as described in the plan.
Administration. It is expected that a committee of our board of directors, which will be comprised of at least two non-employee directors, will administer the plan. Our board of directors will consider the standards contained in both Section 162(m) of the Internal Revenue Code of 1986, as currently in effect, and Rule 16b-3 under the Securities Exchange Act, when appointing members to the committee. The committee and our board of directors will have the authority to grant awards under the plan, to determine the terms of each award, to interpret the provisions of the plan and to make all other determinations that they may deem necessary or advisable to administer the plan.
The plan permits the committee or our board of directors to grant stock options to eligible persons. Options may be granted on an individual basis or to a group of eligible persons. Accordingly, the committee or our board of directors will determine, within the limits of the plan, the number of shares of our common stock subject to an option, to whom an option is granted and the exercise price and forfeiture or termination provisions of each option. A holder of a stock option generally may not transfer the option during his or her lifetime.
Option Terms. The plan provides for incentive stock options and non-qualified stock options. The committee or our board of directors will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option, and the option will be evidenced by an agreement describing the material terms of the option.
The committee or our board of directors will determine the exercise price of an option. The exercise price of an incentive stock option may not be less than the fair market value of our common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of our outstanding common stock. When the incentive stock option is exercised, we will be entitled to place a legend on the certificates representing the shares of common stock purchased upon exercise of the option to identify them as shares of common stock purchased upon the exercise of an incentive stock option. The exercise price of non-qualified stock options may not be less than the fair market value of the common stock on the date that the option is awarded, based upon any reasonable measure of fair market value. The committee may permit the exercise price to be paid in cash or by the delivery of previously owned shares of common stock, and, if permitted in the applicable option agreement, through a cashless exercise executed through a broker or by having a number of shares of common stock otherwise issuable at the time of exercise withheld.

The committee or our board of directors will also determine the term of an option. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of our outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant’s employment terminates, an incentive stock option will terminate and become unexercisable no later than three months after the date of termination of employment. If, however, termination of employment is due to death or disability, one year will be substituted for the three-month period. Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of our common stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $10,000 per recipient. If incentive stock options covering more than $100,000 worth of our common stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted.
Change of Control. In the event of a change in control, any outstanding options under the plan shall be fully vested, non-forfeitable, and become exercisable, as of the date of the change in control.
Termination of Options. The terms of particular options may provide that they terminate, among other reasons, upon the holder’s termination of employment or other status with Home Federal Holdings Corporation or Home Federal Bank, upon a specified date, upon the holder’s death or disability, or upon the occurrence of a change in control of Home Federal Holdings Corporation. An agreement may provide that if the holder dies or becomes disabled, the holder’s estate or personal representative may exercise the option. The committee or our board of directors may, within the terms of the plan and the applicable agreement, cancel, accelerate, pay or continue an option that would otherwise terminate for the reasons discussed above.
Reorganizations. The plan provides for an appropriate adjustment in the number and kind of shares subject to unexercised options in the event of any change in the outstanding shares of our common stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger or similar event. In the event of some types of corporate reorganizations, the committee or our board of directors may, within the terms of the plan and the applicable agreement, substitute, cancel, accelerate, cancel for cash or otherwise adjust the terms of an option.
Amendment and Termination of the Plan. Our board of directors has the authority to amend or terminate the plan. Our board of directors is not required to obtain shareholder approval to terminate the plan or, generally, to amend the plan, but may condition any amendment or termination of the plan upon shareholder approval if it determines that shareholder approval is necessary or appropriate under tax, securities, or other laws. However, any action by our board of directors may not adversely affect the rights of a holder of a stock option without the holder’s consent.
Federal Income Tax Consequences. The following discussion outlines generally the federal income tax consequences of participation in the plan. Individual circumstances may vary and each participant should rely on his or her own tax counsel for advice regarding federal income tax treatment under the plan.
Incentive Stock Options. A participant will not recognize income upon the grant of an incentive stock option, nor will he or she be taxed when exercising all or a portion of their option. Instead, the participant will be taxed when he or she sells the shares of common stock purchased upon exercise of the incentive stock option. The participant will be taxed on the difference between the price he or she paid for our common stock and the amount for which he or she sells the stock. If the participant does not sell the shares of our common stock prior to two years from the date of grant of the incentive stock option and one year from the date the stock is transferred to him or her, the gain will be a capital gain and we will not get a corresponding deduction. If the participant sells the shares of our common stock at a gain before that time, the difference between the amount the participant paid for the stock and the lesser of its fair market value on the date of exercise or the amount for which the stock is sold will be taxed as ordinary income and we will be entitled to a corresponding tax deduction. If the participant sells the shares of our common stock for less than the amount he or she paid for the stock prior to the one- or two-year period indicated, no amount will be taxed as ordinary income and the loss will be taxed as a capital loss. Exercise of an incentive stock option may subject a participant to, or increase a participant’s liability for, the alternative minimum tax.

Non-Qualified Options. A participant will not recognize income upon the grant of a non-qualified option or at any time before the exercise of the option or a portion of the option. When the participant exercises a non-qualified option or portion of the option, he or she will recognize compensation taxable as ordinary income in an amount equal to the excess of the fair market value of our common stock on the date the option is exercised over the price paid for the stock, and we will then be entitled to a corresponding deduction.
Depending upon the time period for which shares of our common stock are held after exercising an option, the sale or other taxable disposition of shares acquired by exercising a non-qualified option generally will result in a short- or long-term capital gain or loss equal to the difference between the amount realized on the disposition and the fair market value of such shares when the non-qualified option was exercised.
Special rules apply to a participant who exercises a non-qualified option by paying the exercise price, in whole or in part, by selling back to us shares of our common stock already held by the participant and to a participant who is subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

Item 10.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the amount and percent of shares of common stock that, as of December 31, 2008 are deemed under the rules of the SEC to be “beneficially owned” by each member of the board of directors of the Company, by each executive officer of the Company, by all directors and executive officers of the Company as a group, and by any person or “group” (as that term is used in the Securities Act of 1934, as amended) known to the Company as of that date to be a “beneficial owner” of more than 5% of the outstanding shares of common stock.

	Number of	Percentage
	Shares	of
	Beneficially	Outstanding
Name	Owned	Shares
Robert B. Wise, Chief Executive Officer, Vice-Chairman and Director	—	*
Clyde A. McArthur, President, Chief Financial Officer, Director	10	100%
Rita B. Gray, Director	—	*
William G. Bagwell, Director	—	*
John K. Bailey, Director	—	*	%
John W. Bailey, Director	—	*	%
Randall L. Crow, Director	—	*	%
Ricky D. Davis, Director	—	*
Lawrence R. Dunn, Director	—	*
Trent P. Gaites, Director	—	*
Sidney A. Howell, Director	—	*
Daniel Olejnik, Director	—	*
Henry C. Schmerler, Director	—	*	%
H. Phillip Wilburn, Director	—	*

Executive Officers and Directors as a Group	10	100%

*	Less than 1% of the outstanding common stock.

Item 11. Certain Relationships and Related Party Transactions
We expect to enter into banking and other business transactions in the ordinary course of business with our organizers, directors and officers, including members of their families or corporations, partnerships or other organizations in which these organizers, directors and officers have a controlling interest. If transactions between Home Federal Holdings Corporation or Home Federal Bank and any of our organizers, directors or officers occur, the transaction:
•
will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to us;

•	will be on terms no less favorable than could be obtained from an unrelated third party; and
•	will be approved by a majority of the directors who do not have an interest in the transaction.
Item 12. Principal Accounting Fees and Services
Nichols, Cauley & Associates, LLC served as our independent registered public accounting firm during the fiscal year ended December 31, 2008. The following table shows the fees that we paid for services performed in the fiscal year ended December 31, 2008:

Year Ended
December 31, 2008
Audit Fees	$7,649
Audit-Related Fees	$5,717
Tax Fees	$750
All Other Fees	—

Total	$14,116

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2008 fiscal year for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal year ended December 31, 2008. These services principally related to the audit of the development stage financial statements and procedures related to filing of the Registration Statement on Form S-1 with the SEC in connection with the Company’s registration statement.
Tax Fees. This category includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.
All Other Fees. None.
Item 13. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements.
The following financial statements are located in Item 5 of this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2008 and January 31, 2008
Statements of Operations for the Periods February 1, 2007, Date of Inception, to December 31, 2008, February 1, 2008 to December 31, 2008, and February 1, 2007, Date of Inception, to January 31, 2008
Statements of Changes in Stockholder’s Deficit for the Periods from February 1, 2008 to December 31, 2008 and February 1, 2007, Date of Inception, to January 31, 2008
Statements of Cash Flows for the Periods from February 1, 2007, Date of Inception, to December 31, 2008, February 1, 2008 to December 31, 2008, and February 1, 2007, Date of Inception, to January 31, 2008

Notes to the Financial Statements

(2) Financial Statement Schedules.
These schedules have been omitted because they are not required, are not applicable or have been included in our financial statements.
(3) Exhibits.

Exhibit
Number	Description

3.1
Articles of Incorporation of Home Federal Holdings Corporation (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

3.2
Bylaws of Home Federal Holdings Corporation (Incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

4.1
Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock.

4.3
Form of Subscriber Warrant Certificate (contained in Exhibit 10.8) (Incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

5.1
Legal Opinion of Troutman Sanders LLP (Incorporated by reference to Exhibit 5.1 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on September 4, 2008).

10.1
Form of Proposed Amended and Restated Employment Agreement by and among Home Federal Holdings Corporation and Robert B. Wise (Incorporated by reference to Exhibit 10.1 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on October 31, 2008).

10.2
Form of Proposed Amended and Restated Employment Agreement by and among Home Federal Holdings Corporation and Clyde A. McArthur (Incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on October 31, 2008).

10.3
Form of Proposed Amended and Restated Employment Agreement by and among Home Federal Bank (In Organization) and Rita B. Gray (Incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on October 31, 2008).

10.4
Commercial Line of Credit Agreement and Note, dated June 25, 2007, between HFHC Group, LLC d/b/a F/K/A Home Federal Savings Bank and Nexity Bank (Incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

10.5
Commercial Promissory Note, dated February 6, 2007, between Home Federal Savings Bank and Nexity Bank (Incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

Exhibit
Number	Description

10.6
Organizing Line of Credit — Change In Terms Agreement, dated September 18, 2007, between HFHC Group, LLC d/b/a F/K/A Home Federal Savings Bank and Nexity Bank (Incorporated by reference to Exhibit 10.4 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

10.7
Organizing Line of Credit — Change In Terms Agreement, dated January 29, 2008, between Home Federal Bank, National Association (in Organization), as Borrower and Nexity Bank, as Lender (Incorporated by reference to Exhibit 10.5 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

10.8
Organizing Line of Credit — Change In Terms Agreement, dated June 6, 2008, between HFHC Group, LLC d/b/a F/K/A Home Federal Savings Bank and Nexity Bank (Incorporated by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on September 4, 2008).

10.9
Home Federal Holdings Corporation 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

10.10
Form of Escrow Agreement, by and between Home Federal Holdings Corporation and Nexity Bank (included as Appendix A to the prospectus) (Incorporated by reference to Exhibit 10.10 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

10.11
Form of Subscriber Warrant Agreement (Incorporated by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

10.12
Form of Director Warrant Agreement (Incorporated by reference to Exhibit 10.9 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

10.13
Form of Organizer Warrant Agreement (Incorporated by reference to Exhibit 10.10 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

10.14
Form of Consulting Agreement between Home Federal Holdings Corporation and Bank Resources, Inc., dated February 5, 2008 (Incorporated by reference to Exhibit 10.14 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on September 4, 2008).

10.15
Purchase and Sale Agreement, dated September 9, 2008, between SunTrust Bank and Home Federal Holdings Corporation (Incorporated by reference to Exhibit 10.15 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on October 31, 2008).

10.16
Loan Agreement, dated October 9, 2008, between Peoples State Bank of Commerce and Home Federal Holdings Corporation (Incorporated by reference to Exhibit 10.16 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on October 31, 2008).

10.17
$750,000 Revolver Note, dated October 9, 2008, in favor of Peoples State Bank of Commerce (Incorporated by reference to Exhibit 10.17 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on October 31, 2008).

Exhibit
Number	Description

10.18
Form of Continuing Guaranty Agreement in favor of Peoples State Bank of Commerce (Incorporated by reference to Exhibit 10.18 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on October 31, 2008).

10.19
Term Loan Agreement, dated November 6, 2008, between Peoples State Bank of Commerce and Home Federal Holdings Corporation (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 333-53494), as filed with the Securities and Exchange Commission on December 29, 2008).

10.20
$1,522,400 Term Note, dated November 6, 2008, in favor of Peoples State Bank of Commerce (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q (File No. 333-53494), as filed with the Securities and Exchange Commission on December 29, 2008).

10.21	Deed to Secure Debt, dated November 6, 2008, in favor of Peoples State Bank of Commerce by Home Federal Holdings Corporation.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Form of Subscription and Investment Agreement (included as Appendix B to the prospectus) (Incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form S-1 (File No. 333-143840), as filed with the Securities and Exchange Commission on June 10, 2008).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 16, 2009

HOME FEDERAL HOLDINGS CORPORATION
/s/ Robert B. Wise
Robert B. Wise
Chief Executive Officer

/s/ Clyde A. McArthur
Clyde A. McArthur
President and Chief Financial Officer
In accordance with the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Wise Robert B. Wise	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	April 16, 2009

/s/ Clyde A. McArthur Clyde A. McArthur	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 16, 2009

/s/ William G. Bagwell*	Director	April 16, 2009
William G. Bagwell

/s/ John K. Bailey*	Director	April 16, 2009
John K. Bailey

/s/ John W. Bailey*	Director	April 16, 2009
John W. Bailey

/s/ Randall L. Crow*	Chairman of the Board	April 16, 2009
Randall L. Crow

/s/ Ricky D. Davis*	Director	April 16, 2009
Ricky D. Davis

/s/ Lawrence R. Dunn*	Director	April 16, 2009
Lawrence R. Dunn

Signature	Title	Date

/s/ Trent P. Gaites*	Director	April 16, 2009
Trent P. Gaites

/s/ Rita B. Gray*	Director	April 16, 2009
Rita B. Gray

/s/ Sidney a. Howell*	Director	April 16, 2009
Sidney A. Howell

/s/ Daniel Olejnik*	Director	April 16, 2009
Daniel Olejnik

/s/ Henry C. Schmerler*	Director	April 16, 2009
Henry C. Schmerler

/s/ H. Phillip Wilburn*	Director	April 16, 2009
H. Phillip Wilburn

*By:	/s/Clyde A. McArthur
Clyde A. McArthur
Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description

10.21	Deed to Secure Debt, dated November 6, 2008, in favor of Peoples State Bank of Commerce by Home Federal Holdings Corporation.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.